Form 10QSB
period 1999-10-31
SUNBURST ACQUISITIONS VI INC
filed 1999-12-15
CIK 1063492

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 1999.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-24483__

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 10/31/99 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended October 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VI, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended October 31, 1999
                               (Unaudited)

                             CONTENTS


     Accountants' report                                 F-1
     Balance Sheet                                       F-2
     Statements of Operations                            F-3
     Statements of Cash Flows                            F-4
     Notes to Financial Statements                       F-5

The Board of Directors and Stockholders of
Sunburst Acquisitions VI, Inc.

The accompanying balance sheet of the Sunburst Acquisitions VI, Inc. (a development stage company) as of October 31, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
December 9, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                October 31, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      63
                                                     ---------

     Total current assets                                   63

     TOTAL ASSETS                                    $      63
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $      50
                                                     ---------

     Total current liabilities                              50

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                            1,300
   Deficit accumulated
     during the
     development stage                                 (13,222)
                                                     ---------
                                                            13
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $      63
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the six months
                     October 31,   ended October 31,      ended October 31,
                     1999          1999       1998       1999       1998
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300        225         15        240         30
  Bank service charge         21         21          -         21          -
  Consulting fees          1,935          -          -          -          -
  General office             709          4          -        389         49
  Legal fees               4,862        908      2,353      1,003      3,849
  Professional fees        3,490          -        470      1,200      1,470
  Rent                       900        150        150        300        300
  Transfer agent           1,005        190          -        335          -
                     -----------  ---------  ---------  ---------  ---------

      Total expense       13,222      1,498      2,988      3,508      5,698
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (13,222)    (1,498)    (2,988)    (3,508)    (5,698)

Accumulated deficit
  Balance, Beginning
  of period                    -    (11,724)    (4,645)    (9,714)    (1,935)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (13,222) $ (13,222) $  (7,633) $ (13,222) $  (7,633)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.01) $   (NIL)  $    (NIL) $   (NIL)  $    (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,135,000  2,135,000  2,135,000  2,135,000  2,135,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-3

                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the six    For the six
                              1998) to        months ended   months ended
                              October 31,     October 31,    October 31,
                              1999            1999           1998
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (13,222) $      (3,508) $      (5,698)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300            240             30
    Rent expense                         900            300            300
    Stock issued for
     consulting fees                   1,935              -              -
    Decrease (increase)
     in prepaid expenses                   -            319           (319)
    Increase (decrease) in
     accounts payable                     50           (599)             -
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (10,037)        (3,248)        (5,687)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -           (300)
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -           (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Capital contribution by
   shareholder                           400            400              -
  Issuance of preferred
   stock                              10,000              -              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               10,400            400              -
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                            63         (2,848)        (5,987)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -          2,911         10,000
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $           63  $          63  $       4,013
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-4

                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 October 31, 1999
                                   (Unaudited)

1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions VI, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the Opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at April 30, 1999.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $10,400 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending October 31, 1999 reflects a current asset value of $63 and a total asset value of $63, entirely in the form of cash, as compared to $4,013 and $4,602 in current and total assets as of October 31, 1998.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
October 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of expenses associated with registration under the Securities Exchange Act of 1934, and expense associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

        For the quarters ended October 31, 1999 and 1998, the Company showed net losses of $1,498 and $2,988, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

       There have been no reports on Form 8-K for the quarter ending October 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VI, INC.
(Registrant)

Date: December 9, 1999

/s/
Michael R. Quinn, President