Form 10QSB
period 2000-01-31
SUNBURST ACQUISITIONS VI INC
filed 2000-03-15
CIK 1063492

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 2000.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 1/31/00 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended January 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VI, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended January 31, 2000
                               (Unaudited)

                             CONTENTS


     Accountants' report                                 F-1
     Balance Sheet                                       F-2
     Statements of Operations                            F-3
     Statements of Cash Flows                            F-4
     Notes to Financial Statements                       F-5

The Board of Directors and Stockholders of
Sunburst Acquisitions VI, Inc.

The accompanying balance sheet of the Sunburst Acquisitions VI, Inc. (a development stage company) as of January 31, 2000, and the related statements of operations and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
March 13, 2000


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              January 31, 2000
                                (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     166
                                                     ---------

     Total current assets                                  166

     TOTAL ASSETS                                    $     166
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $      50
                                                     ---------

     Total current liabilities                              50

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                            2,800
   Deficit accumulated
     during the
     development stage                                 (14,619)
                                                     ---------
                                                           116
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     166
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the nine months
                     January 31,   ended January 31,     ended January 31,
                     2000          2000       1999       2000       1999
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -         15        240         45
  Bank service charge         21          -          -         21          -
  Consulting fees          1,935          -          -          -          -
  General office             708          -          -        389         49
  Legal fees               4,864          -         12      1,003      3,861
  Professional fees        4,336        846        400      2,046      1,870
  Rent                     1,050        150        150        450        450
  Transfer agent           1,405        400          -        755          -
                     -----------  ---------  ---------  ---------  ---------

      Total expense       14,619      1,396        577      4,904      6,275
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (14,619)    (1,396)      (577)    (4,904)    (6,275)

Accumulated deficit
  Balance, Beginning
  of period                    -    (13,223)    (7,633)    (9,715)    (1,935)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (14,619) $ (14,619) $  (8,210) $ (14,619) $  (8,210)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-3

                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the nine   For the nine
                              1998) to        months ended   months ended
                              January 31,     January 31,    January 31,
                              2000            2000           1999
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (14,619) $      (4,904) $      (6,275)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300            240             45
    Rent expense                       1,050            450            450
    Stock issued for
     consulting fees                   1,935              -              -
    Decrease (increase) in
     accounts receivable -
     related party                         -            319           (319)
    Increase (decrease) in
     accounts payable -
     related party                         -              -              5
    Increase (decrease) in
     accounts payable                     50           (600)           400
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (11,284)        (4,495)        (5,694)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -           (300)
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -           (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -
  Cash contributed by
   shareholder                         1,750          1,750              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               11,750          1,750              -
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                           166         (2,745)        (5,994)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -          2,911         10,000
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $          166  $         166  $       4,006
                                 ===========   =============   ===========

The accompanying notes are an integral part of the financial statements.
                                 F-4

                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 January 31, 2000
                                   (Unaudited)

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $11,750 from its inside capitalization funds. Consequently, the Company's balance sheet as of January 31, 2000 reflects a current asset value of $166 and a total asset value of $166, entirely in the form of cash, as compared to $4,006 and $4,580 in current and total assets as of January 31, 1999.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
January 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended January 31, 2000 and 1999, the Company showed net losses of $1,396 and $577, respectively. The increase in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

Need for Additional Financing

        The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange
Act of 1934, as amended. Accordingly, the Company has relied on its existing shareholders to provide working capital with which to fund its due diligence activities. Once a business combination is completed, the Company's needs for additional financing may increase substantially.

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

              The Company might also seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending January 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VI, INC.
(Registrant)

Date: March 13, 2000

/s/
Michael R. Quinn, President