Form 10QSB
period 2000-10-31
SUNBURST ACQUISITIONS VI INC
filed 2000-12-14
CIK 1063492

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 2000.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 10/31/00 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 2,135,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended October 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VI, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended October 31, 2000
                               (Unaudited)

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                October 31, 2000
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     250
                                                     ---------

     Total current assets                                  250

     TOTAL ASSETS                                    $     250
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   1,487
                                                     ---------

     Total current liabilities                           1,487

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     0 shares issued and outstanding                   -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                            5,650
   Deficit accumulated
     during the
     development stage                                 (18,822)
                                                     ---------
                                                        (1,237)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     250
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the six months
                     October 31,   ended October 31,      ended October 31,
                     2000          2000       1999       2000       1999
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -        225          -        240
  Bank service charge         34         13         21         13         21
  Consulting fees          1,935          -          -          -          -
  General office           1,041        308          4        333        389
  Legal fees               5,776        912        908        912      1,003
  Professional fees        6,406        450          -      1,650      1,200
  Rent                     1,500        150        150        300        300
  Transfer agent           1,830        125        190        275        355
                     -----------  ---------  ---------  ---------  ---------

      Total expense       18,822      1,958      1,498      3,483      3,508
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (18,822)    (1,958)    (1,498)    (3,483)    (3,508)

Accumulated deficit
  Balance, Beginning
  of period                    -    (16,864)   (11,724)   (15,339)    (9,714)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (18,822) $ (18,822) $ (13,222) $ (18,822) $ (13,222)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the six    For the six
                              1998) to        months ended   months ended
                              October 31,     October 31,    October 31,
                              2000            2000           1999
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (18,822) $      (3,483) $      (3,508)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -            240
    Rent expense                       1,500            300            300
    Stock issued for
     consulting fees                   1,935              -              -
    Decrease in accounts
     receivable-related party              -              -            319
    Increase (decrease) in
     accounts payable                  1,487          1,487           (599)
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (13,600)        (1,696)        (3,248)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Capital contribution by
   shareholder                         4,150              -            400
  Issuance of preferred
   stock                              10,000              -              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               14,150              -            400
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                           250         (1,696)        (2,848)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -          1,946          2,911
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $          250  $         250  $          63
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 October 31, 2000
                                   (Unaudited)

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $14,150 from its inside capitalization funds.
Consequently, the Company's balance sheet for the period ending October 31, 2000 reflects a current asset value of $250 and a total asset value of $250, entirely in the form of cash, as compared to $63 and $63 in current and total assets as of October 31, 1999.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
October 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended October 31, 2000 and 1999, the Company showed net losses of $1,958 and $1,498, respectively. The increase in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

       There have been no reports on Form 8-K for the quarter ending October 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VI, INC.
(Registrant)

Date: December 12, 2000

/s/
Michael R. Quinn, President