Form 10QSB
period 2001-10-31
SUNBURST ACQUISITIONS VI INC
filed 2002-02-06
CIK 1063492

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 2001.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 10/31/0 the following shares of common were outstanding: Common Stock, no par value, 2,135,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended October 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VI, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                           October 31, 2001

                             CONTENTS


     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                October 31, 2001



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      73
                                                     ---------

     Total current assets                                   73

     TOTAL ASSETS                                    $      73
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $   4,164
                                                     ---------

     Total current liabilities                           4,164

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                   -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                            8,850
   Deficit accumulated
     during the
     development stage                                 (24,846)
                                                     ---------
                                                        (4,091)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $      73
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                          For the
                          period from
                          inception
                          (April 30,
                          1998) to     For the three months
                          October 31,    ended October 31,
                          2001          2001       2000
                          -----------  ---------  ---------

REVENUES                  $         -  $       -  $       -
                          -----------  ---------  ---------

EXPENSES
  Amortization                    300          -          -
  Bank service charge              34          -         13
  Consulting fees               1,935          -          -
  General office                1,060          -        308
  Legal fees                    7,114        841        912
  Professional fees             9,245      1,839        450
  Rent                          2,100        150        150
  Transfer agent                3,088        300        125
                          -----------  ---------  ---------

      Total expense            24,846      3,130      1,958
                          -----------  ---------  ---------

NET LOSS                      (24,846)    (3,130)    (1,958)

Accumulated deficit
  Balance, Beginning
  of period                         -    (21,746)   (16,864)
                          -----------  ---------  ---------

  Balance,
  end of period           $   (24,846) $ (24,846) $ (18,822)
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
                          ===========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                              For the period
                              from inception  For the        For the
                              (April 30,      six            six
                              1998) to        months ended   months ended
                              October 31,     October 31,    October 31,
                              2001            2001           2000
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (24,846) $      (3,130)  $    (3,483)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       2,100            150            300
    Stock issued for
     consulting fees                   1,935              -              -
    Decrease in accounts
     receivable -
     related party                         -              -              -
   Increase in accounts
     payable                           4,164          2,680          1,487
                              --------------  -------------  -------------

  Net cash used by
   operating activities              (16,377)          (300)       (1,696)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash used by
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                              10,000              -              -
  Cash contributed by
   shareholder                         6,750            100              -
                              --------------  -------------  -------------

  Net cash provided
   financing activities               16,750            100              -
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                            73           (350)        (1,696)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -            423          1,946
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $           73  $          73  $         250
                              ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2001


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $14,150 from its inside capitalization funds.
Consequently, the Company's balance sheet as of October 31, 2001 reflects a current asset value of $73 and a total asset value $73, entirely in the form of cash, as compared to $250 and $250 in current and total assets as of October 31, 2000.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
October 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended October 31, 2001 and 2000, the Company showed net losses of $3,130 and $1,958, respectively. The increase in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

       There have been no reports on Form 8-K for the quarter ending October 31, 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VI, INC.
(Registrant)

Date: february 5, 2001

/s/
Michael R. Quinn, President