Form 10KSB
period 2002-04-30
SUNBURST ACQUISITIONS VI INC
filed 2002-07-26
CIK 1063492

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2002.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,135,000 as of April 30, 2002.

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

As of the end of its fiscal year ending April 30, 2002, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending April 30, 2002, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions resulted in any type of agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 2002.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

The Company remains in the development stage. Its balance sheet for the fiscal year ended April 30, 2002 reflects a current asset value of $73 which is in the form of cash and cash equivalents, and current liabilities of $3,350.

Results of Operations

At the time of its incorporation, the Company received cash proceeds of $10,000 from the sale of shares, and also issued shares for services valued at $1,935. It has subsequently received additional cash investments from its principal shareholders totalling $8,943, and for financial statement purposes, has accrued a total of $2,400 as additional paid-in capital representing the value of office space use provided to the Company at no charge by an officer and director.

During the period from April 30, 1998 (inception) through April 30, 2002, the Company has accumulated a deficit of $26,555. During this period, the Company engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

For the fiscal year ending April 30, 2003, the Company anticipates incurring a loss as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Plan of Operations and Need for Additional Financing

During the fiscal year ending April 30, 2003, the Company plans to continue with efforts to seek, investigate, and, if warranted, acquire one or more properties or businesses. The Company also plans to file all required periodical reports and to maintain its status as a fully-reporting Company under the Securities Exchange Act of 1934. In order to proceed with its plans for the next year, it is anticipated that the Company will require additional capital in order to meet its cash needs. These include the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, as well as any costs the Company may incur in seeking business opportunities.

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
Balance Sheet
Statements of Operations
Statements of Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of

Sunburst Acquisitions VI, Inc.

We have audited the accompanying balance sheet of Sunburst Acquisitions VI, Inc. (a development stage company) as of April 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended April 30, 2002 and 2001, and for the period from inception (April 30, 1998) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions VI, Inc. as of April 30, 2002, and the results of its operations and cash flows for each of the years ended April 30, 2002 and 2001, and for the period from inception (April 30, 1998) to April 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

Denver, Colorado

June 20, 2002

PROFESSIONAL CORPORATION

Sunburst Acquisitions VI, Inc.

(A Development Stage Company)

BALANCE SHEET

April 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 73

Total current assets	73

TOTAL ASSETS	$ 73

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES	$ 3,350

Total current liabilities	3,350

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, no par value; 20,000,000 shares
authorized; no shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 2,135,000 shares issued and
outstanding	11,935
Additional paid-in capital	11,343
Deficit accumulated during the development
stage	(26,555)

(3,277)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 73

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VI, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception
	(April 30, 1998)	For the year ended
	to April 30,	April 30,
	2002	2002	2001

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	300	-	-
Bank fees	34	-	13
Consulting fees	1,935	-	-
General office	1,060	-	352
Legal fees	7,114	841	1,409
Professional fees	9,961	2,555	2,650
Rent	2,400	600	600
Transfer agent	3,751	1,113	1,083

Total expenses	26,555	5,109	6,107

NET LOSS	(26,555)	(5,109)	(6,107)

Accumulated deficit

Balance, beginning of period	-	(21,446)	(15,339)

Balance, end of period	$ (26,555)	$ (26,555)	$ (21,446)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	2,135,000	2,135,000	2,135,000

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VI, Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the period from inception (April 30, 1998) to April 30, 2002

						Deficit
						accumulated	Total
	Preferred stock		Common stock		Additional	during the	stockholders'
	Number of		Number of		paid-in	development	equity
	shares	Amount	shares	Amount	capital	stage	(deficit)
Preferred stock issued for cash,
April 1998, $0.10 per share	100,000	$ 10,000	-	$ -	$ -	$ -	$ 10,000

Common stock issued for services
April 1998, $0.001 per share	-	-	1,935,000	1,935	-	-	1,935

Net loss, April 30, 1998	-	-	-	-	-	(1,935)	(1,935)

Balance, April 30, 1998	100,000	10,000	1,935,000	1,935	-	(1,935)	10,000

Rent at no charge	-	-	-	-	600	-	600

Net loss, April 30, 1999	-	-	-	-	-	(7,780)	(7,780)

Balance, April 30, 1999	100,000	10,000	1,935,000	1,935	600	(9,715)	2,820

Rent at no charge	-	-	-	-	600	-	600

Contribution by stockholder	-	-	-	-	4,150	-	4,150

Conversion of preferred stock	(100,000)	(10,000)	200,000	10,000	-	-	-

Net loss, April 30, 2000	-	-	-	-	-	(5,624)	(5,624)

Balance, April 30, 2000	-	-	2,135,000	11,935	5,350	(15,339)	1,946

Rent at no charge	-	-	-	-	600	-	600

Contribution by stockholder	-	-	-	-	2,500	-	2,500

Net loss, April 30, 2001	-	-	-	-	-	(6,107)	(6,107)

Balance, April 30, 2001	-	$ -	2,135,000	$ 11,935	$ 8,450	$ (21,446)	$ (1,061)

Rent at no charge	-	-	-	-	600	-	600

Contribution by stockholder	-	-	-	-	2,293	-	2,293

Net loss, April 30, 2002	-	-	-	-	-	(5,109)	(5,109)

Balance, April 30, 2002	-	$ -	2,135,000	$ 11,935	$ 11,343	$ (26,555)	$ (3,277)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VI, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception
	(April 30, 1998)	For the year ended
	to April 30,	April 30,
	2002	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(26,555)	$ (5,109)	$ (6,107)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Amortization	300	-	-
Rent expense	2,400	600	600
Stock issued for consulting fees	1,935	-	-
Decrease in accounts
receivable - related party	-	-	-
Increase (decrease) in accounts payable	3,350	1,866	1,484

Net cash flows from operating activities	(18,570)	(2,643)	(4,023)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	10,000	-	-
Cash contributed by shareholder	8,943	2,293	2,500

Net cash flows from financing activities	18,943	2,293	2,500

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	73	(350)	(1,523)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	423	1,946

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 73	$ 73	$ 423

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VI, Inc.

(A Development Stage Company)

Notes to Financial Statements

April 30, 2002

1. Summary of Significant Accounting Policies

Development Stage Company

Sunburst Acquisitions VI, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on April 30, 1998. The principal office of the corporation is 2082 Cherry Street, Denver, Colorado 80207.

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

  Stockholders' Equity

As of April 30, 2002, 2,135,000 shares of the Company's no par value common stock were issued and outstanding. Of these, 1,935,000 had been issued for consulting services provided. The services were converted to shares at $0.001 per share. The remaining 200,000 shares were from the conversion of 100,000 shares of Series A preferred stock.

Prior to April 26, 2000, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share.

On April 26, 2000, the holders of the Company's preferred stock agreed to convert all 100,000 preferred shares to common shares. Each preferred share was converted to two common shares.

The board of directors shall have the authority to authorize additional Series of preferred shares whose terms may differ from those of previous Series. The effect of these terms may be dilutive to the Company's current shareholders.

3. Related Party Transactions

As of the date hereof, Michael R. Quinn is the sole officer and director of the Company, and owns 841,000 shares of common stock, constituting approximately 39% of the Company's issued and outstanding shares. He is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

The Company's Secretary/Treasurer resigned as an officer and director as of September 1, 2000.

  Income Taxes

The Company has Federal net operating loss carryforwards of approximately $26,000 expiring during the years 2018 and 2022. The tax benefit of these net operating losses is approximately $5,000 and has been offset by a full allowance for realization. The carryforwards may be limited upon the consummation of a business combination under IRC Section 381. For the year ended April 30, 2002, the valuation allowance increased by approximately $1,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The sole director and executive officer currently serving the Company is as follows:

Name	Age	Positions Held and Tenure
Michael R. Quinn	76	President, and a Director since April, 1998

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

Compliance With Section 16(a) of the Exchange Act.

Michael R. Quinn filed an Initial Statement of Beneficial Ownership of Securities on Form 3. He has also filed Form 5 for the fiscal year ending April 30, 2002.

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

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending April 30, 2002.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS VI, INC.

By: /S/ MICHAEL R. QUINN

Michael R. Quinn (Principal Executive Officer and Director)

Date: July 26, 2002