Form 10QSB
period 2002-10-31
SUNBURST ACQUISITIONS VI INC
filed 2005-01-05
CIK 1063492

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 2002.

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

 Yes ____  No _X_

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 12/16/04 the following shares were outstanding: Common Stock, no par value, 2,135,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__



PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended October 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VI, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended October 31, 2002





                             CONTENTS

     Balance Sheet                                       1
     Statements of Operations 	                         2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4



                         Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               October 31, 2002


ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                         $      48
                                                     ---------

     Total current assets                                   48



     TOTAL ASSETS                                    $      48
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                  $   1,336
                                                     ---------

     Total current liabilities                           1,336

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                           16,341
   Deficit accumulated
     during the
     development stage                                 (29,564)
                                                     ---------
                                                        (1,288)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $      48
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1



                       Sunburst Acquisitions VI, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS


                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months    For the six months
                     October        ended October 31,     ended October 31,
                     31, 2002        2002       2001       2002       2001
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank charges                34          -          -          -          -
  Consulting fees          1,935          -          -          -          -
  General office           1,060          -          -          -          -
  Taxes / Licenses            25          -          -         25          -
  Legal fees               7,543        278        841        429        841
  Professional fees       11,790         25      1,839      1,829      1,839
  Rent                     2,700        150        150        300        300
  Transfer agent           4,177        168        300        426        450
                     -----------  ---------  ---------  ---------  ---------

      Total expense       29,564        621      3,130      3,009      3,430
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (29,564)      (621)    (3,130)    (3,009)    (3,430)

Accumulated deficit
  Balance, Beginning
  of period                    -    (28,943)   (21,746)   (26,555)   (21,446)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (29,564) $ (29,564) $ (24,876) $ (29,564) $ (24,876)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  2



                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (April 30,       For the six    For the six
                                   1998) to        months ended   months ended
                                   October 31,     October 31,    October 31,
                                   2002            2002           2001
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (29,564) $      (3,009) $      (3,430)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -              -
    Rent expense                            2,700            300            300
    Stock issued for
     consulting fees                        1,935              -              -
    Increase (decrease) in
     accounts payable                       1,336          (2,014)        2,680
                                   --------------   -------------  ------------

  Net cash flows used by
   operating activities                   (23,293)         (4,723)         (450)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                13,641          4,698            100
  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    23,641          4,698            100
                                   --------------  -------------  -------------

  NET INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS                                 48            (25)          (350)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             73            423
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           48  $          48  $          73
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3



                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2002



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


                                 4



Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $23,641 from its inside capitalization funds.
The Company's balance sheet for the period ending October 31, 2002 reflects a current asset value and a total asset value of $48, in the form of cash, as compared to $73 in current and total assets as of October 31, 2001.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
October 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended October 31, 2002 and 2001, the Company showed net losses of $621 and $3,130, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

	As of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of Micheal R. Quinn, President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Quinn concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


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


            (b)   Reports on Form 8-K

                  There have been no reports on Form 8-K for the quarter ending October 31, 2002.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VI, INC.
(Registrant)

Date: December 16,2004

/s/
Michael R. Quinn, President