Form 10KSB
period 2003-04-30
SUNBURST ACQUISITIONS VI INC
filed 2005-01-05
CIK 1063492

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2003.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

                    SUNBURST ACQUISITIONS VI, INC.
                 (Name of small business in its charter)


   Colorado               000-24485                  84-1461805

(State or other
jurisdiction of
incorporation)  (Commission File Number) (IRS Employer Identification Number)

            2082 Cherry Street Denver, Colorado     80207
         (Address of principal executive offices) (Zip Code)

Issuer's telephone number:  (303) 321-0461

Securities to be registered under Section 12(b) of the Act:

Title of each class
N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes         No __X__

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,135,000 as of December 27, 2004.

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


PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on April 30, 1998 and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

As of the end of its fiscal year April 30, 2003, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity.

In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Other Entities

The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of three other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company.



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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

      (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

      (2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

      (3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

      (4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

      (5) The availability of audited financial statements for the business opportunity; and

      (6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.



Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 2003.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of April 30, 2003, the Company remains in the development stage. For the fiscal year ended April 30, 2003, the Company's balance sheet reflects current and total assets of $34, in the form of cash and cash equivalents, and current liabilities of $850.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from April 30, 1998 (inception) through April 30, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and
initial efforts to locate a suitable merger or acquisition candidate.   No
revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending April 30, 2004, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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


Sunburst Acquisitions VI, Inc.
(A Development Stage Company)

Financial Statements

April 30, 2003



                                         CONTENTS



                                                                      Page


REPORT OF INDEPENDENT  REGISTERED
PUBLIC ACCOUNTING FIRM                                                 F-1

BALANCE SHEET                                                          F-2

STATEMENTS OF OPERATIONS                                               F-3

STATEMENT OF STOCKHOLDERS' DEFICIT                                 F-4 to F-5

STATEMENTS OF CASH FLOWS                                               F-6

NOTES TO FINANCIAL STATEMENTS                                      F-7 to F-8





Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                           2228 South Fraser Street
                                                              Unit 1
                                                    Aurora, Colorado  80014



                            INDEPENDENT AUDITOR'S REPORT



Board of Directors
Sunburst Acquisition VI, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition VI, Inc. as of April 30, 2003, and the related statements of operations, changes in stockholders' equity and cash flows for each of the year then ended and for the period from inception April 30, 1998 to April 30, 2003. These financial statements are the responsibility of the Company's management. My responsibilityis to express an opinion on these financial statements based on my audits. The financial statements of Sunburst Acquisition VI, Inc.
for the period from April 30, 1998 (Date of Inception) to April 30, 2002, were audited by other auditors whose report dated June 20, 2002, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with standards of the Public Company
Accounting Oversight Board (United States).   Those standards require that
I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition VI, Inc. as of April 30, 2003, and the results of its operations and their cash flows for the year then ended and for the period from inception
April 30, 1998 to April 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

December 27, 2004


                                  F-1 (a)



                        <letterhead of Comiskey & Company, P.C.>

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
Sunburst Acquisitions VI, Inc.


We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended April 30, 2002, and for the period from inception (April 30, 1998) to April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and changes in stockholders' equity of Sunburst Acquisitions VI, Inc. for the year ended
April 30, 2002, and for the period from inception (April 30, 1998) to April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
June 20, 2002
                                                        /s/ Comiskey & Company
                                                       PROFESSIONAL CORPORATION


                                              F-1(b)









                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                April 30, 2003

   ASSETS

   CURRENT ASSETS
     Cash and Cash equivalents                                      $     34
                                                                      ------

      Total current assets                                                34
                                                                      ------
      TOTAL ASSETS                                                   $    34
                                                                      ======

   LIABILITIES AND STOCKHOLDERS' DEFICIT
   CURRENT LIABILITIES
     Accounts payable                                                $   850
                                                                      ------
     Total current liabilities                                           850

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value; 20,000,000 shares
     authorized; no shares issued and outstanding                           -
   Common stock, no par value; 100,000,000
     shares authorized; 2,135,000 shares issued and
     outstanding                                                      11,935
   Additional paid-in capital                                         17,971
   Deficit accumulated during the
     Development stage                                               (30,722)
                                                                      ------
                                                                        (816)
                                                                      ------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $    34
                                                                      ======

   The accompanying notes are an integral part of the financial statements.
                                     F-2




                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS

                                      For the period
                                      from inception   For the year   For the year
                                      (April 30, 1998)     ended          ended
                                        to April 30,       April 30,      April 30,
                                           2003            2003           2002
                                           ----            ----           ----

REVENUES                              $            -    $         -   $         -

EXPENSES
   Amortization                                  300              -             -
   Bank charges                                   34              -             -
   Consulting fees                             1,935              -             -
   General office                              1,060              -             -
   Taxes / Licenses                               25             25             -
   Legal fees                                  7,548            434           841
   Professional fees                          11,799          1,838         2,555
   Rent                                        3,000            600           600
   Transfer agent                              5,021          1,270         1,113
                                             -------        -------       -------
     Total expenses                           30,722          4,167         5,109
                                             -------        -------       -------
NET LOSS                                     (30,722)        (4,167)       (5,109)

Accumulated deficit
   Balance, beginning of period                    -        (26,555)      (21,446)
                                             -------        -------       -------
   Balance, end of period                  $ (30,722)     $ (30,722)    $ (26,555)
                                             =======        =======       =======

NET LOSS PER SHARE                         $   (0.01)     $   (NIL)     $   (NIL)
                                             =======        =======       =======
WEIGHTED AVERAGE NUMBER OF
        SHARES OF COMMON STOCK
        AND COMMON STOCK
        EQUIVALENTS OUTSTANDING             2,135,000     2,135,000     2,135,000
                                            =========     =========     =========

The accompanying notes are an integral part of the financial statements.
F-3



                                   Sunburst Acquisitions VI, Inc.
                                   (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' DEFICIT
          For the period from inception (April 30, 1998) to April 30, 2003

                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated    Total
                                 ------------------    ------------------      Additional  during the     stock-
                               Number of              Number of                paid-in     developments   holders
                               shares        Amount   shares        Amount     capital     stage          equity
                              ----------   --------   ----------   --------   -----------  ------------   ------

Preferred stock issued for
   cash, April 1998, at $0.10
   per share                     100,000  $  10,000            -         -              -             -  $ 10,000

Common stock issued for
   services, April 1998,
   at $0.001 per share                 -          -    1,935,000     1,935              -             -     1,935

Net loss for the period ended
   April 30, 1998                      -          -            -         -              -       (1,935)    (1,935)
                                --------   --------    ---------   -------      ---------     --------    -------
Balance, April 30, 1998          100,000     10,000    1,935,000     1,935              -       (1,935)    10,000

Rent at no charge                      -          -            -         -            600            -        600

Net loss for the year ended
   April 30, 1999                      -          -            -         -              -       (7,780)    (7,780)
                                --------   --------    ---------   -------      ---------     --------    -------
Balance, April 30, 1999          100,000     10,000    1,935,000     1,935            600       (9,715)     2,820

Shareholder contributions                                                           4,150                   4,150

Rent at no charge                      -          -            -         -            600            -        600

Conversion of preferred stock   (100,000)   (10,000)     200,000    10,000              -            -          -

Net loss for the year ended
   April 30, 2000                      -          -            -         -              -       (5,624)    (5,624)
                                --------   --------    ---------   -------      ---------     --------    -------
Balance, April 30, 2000                -          -    2,135,000    11,935          5,350      (15,339)     1,946

Shareholder contributions              -          -            -         -          2,500            -      2,500

Rent at no charge                      -          -            -         -            600            -        600

Net loss for the year ended
   April 30, 2001                      -          -            -         -              -       (6,107)    (6,107)
                                --------   --------    ---------   -------      ---------     --------    -------
Balance, April 30, 2001                -   $      -    2,135,000   $11,935        $ 8,450    $ (21,446)  $ (1,061)

                                                             F-4





                                   Sunburst Acquisitions VI, Inc.
                                   (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' DEFICIT
          For the period from inception (April 30, 1998) to April 30, 2003

                                                                                            Deficit
                                  Preferred stock       Common stock                        accumulated    Total
                                 ------------------    ------------------      Additional   during the     stock-
                               Number of              Number of                paid-in      developments   holders
                               shares        Amount   shares        Amount     capital      stage          equity
                              ----------   --------   ----------   --------   -----------   ------------   ------

Balance, April 30, 2001                -   $      -    2,135,000   $ 11,935       $  8,450    $ (21,446)  $ (1,061)

Shareholder contributions              -          -            -          -          2,293            -      2,293

Rent at no charge                      -          -            -          -            600            -        600

Net loss for the year ended
   June 30, 2002                       -          -            -          -              -       (5,109)    (5,109)
                                --------   --------    ---------    -------      ---------     --------    -------
Balance, April 30, 2002                -          -    2,135,000     11,935         11,343      (26,555)    (3,277)

Shareholder contributions              -          -            -          -          6,208            -      6,028

Rent at no charge                      -          -            -          -            600            -        600

Net loss for the year ended
   April 30, 2003                      -          -            -          -              -       (4,167)    (4,167)
                                --------   --------    ---------   --------      ---------     --------    -------

Balance, April 30, 2003                 -   $      -    2,135,000   $ 11,935       $ 17,971    $ (30,722)  $   (816)
                                ========    =======    =========     ======        =======     ========     ======


The accompanying notes are an integral part of  the financial statements.
F-5








                         Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                For the period
                                from inception    For the year   For the year
                                (April 30, 1998)    ended          ended
                                 to April 30,       April 30,      April 30,
                                   2003             2003           2002
                                ---------------   -----------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (30,722)       $  (4,167)    $  (5,109)
   Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
        Amortization                   300                -             -
        Rent expense                 3,000              600           600
        Stock issued for
          consulting fees            1,935                -             -
        Increase (decrease) in
          accounts payable             850           (2,500)        1,866
                                ----------         --------      --------
      Net cash flows from
        operating activities       (24,637)          (6,067)       (2,643)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                             (300)               -              -
                                  --------       ----------       --------
    Net cash flows from
      investing activities            (300)                -              -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Shareholder contributions          14,971           6,028           2,293
  Issuance of preferred stock        10,000               -               -
                                  ---------      ----------       ---------

    Net cash flows from
      financing activities           24,971           6,028           2,293

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS              34             (39)           (350)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                     -              73             423
                                    -------        --------       ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                 $        34      $       34     $        73
                                 ==========        ========      ==========

The accompanying notes are an integral part of the financial statements.
F-6


                      Sunburst Acquisitions VI, Inc.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                April 30, 2003

1.    Summary of Significant Accounting Policies
Development Stage Company
Sunburst Acquisitions VI, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on April 30, 1998. The principal office of the corporation is 2082 Cherry Street, Denver, Colorado 80207.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The fiscal year of the Company is April 30.

Loss per Share
Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Organization Costs
Costs to incorporate the Company were originally capitalized to be amortized over a sixty month period but have been written off pursuant to SOP 98 - 5.

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

F-7

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended April 30, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.    Stockholders' Equity
As of April 30, 2003, 2,135,000 shares of the Company's no par value common stock were issued and outstanding. Of these, 1,935,000 had been issued for consulting services provided. The services were converted to shares at $0.001 per share. The remaining 200,000 shares were from the conversion of 100,000 shares of Series A preferred stock. Prior to April 26, 2000, 100,000 shares of the Company's no par value Series A preferred stock had been issued a $0.10 per share.

On April 26, 2000, the holders of the Company's preferred stock agreed to convert all 100,000 preferred shares to common shares. Each preferred share was converted to two common shares.

The board of directors shall have the authority to authorize additonal Series of preferred shares whose terms may differ from those of previous Series. The effect of these terms may be dilutive to the Company's current shareholders.

3.	Related Party Transactions
As of the date hereof, Michael R. Quinn is the sole officer and director of the Company, and is the owner of 841,000 shares of common stock, constituting approximately 39% of the Company's issued and outstanding shares. The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.	Income Taxes
The Company has Federal net operating loss carryforwards of approximately $30,700 expiring during the years 2018 through 2023. The tax benefit of these net operating losses is approximately $5,700 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the year ended April 30, 2003, the valuation allowance increased by approximately $700.

F-8

ITEM 8A.   Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of Michael R. Quinn, President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, Mr. Quinn concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name                      Age              Positions Held and Tenure
Michael R. Quinn          80        President and a Director since April, 1998

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

He served as President, Treasurer and Director of O.T.C. Capital Corporation ("OTC"). OTC acquired Capital 2000 and is currently actively trading. He was a founder of American Leverage, Inc., and was its Secretary/Treasurer and a Director until American Leverage, Inc. acquired Data National Corporation ("Data"). Data is active, profitable and in a growth mode. Until November, 1997, Mr. Quinn was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Quinn also currently serves on the board of Sunburst Acquisitions VIII, Inc., which is a blind pool or blank check company.

  Compliance With Section 16(a) of the Exchange Act.

Michael R. Quinn is a director, officer and beneficial owner of more than 10% of the Company's outstanding common stock. As of the end of the fiscal year he had filed an Initial Statement of Benefical Ownership of Securities on Form 3. An Annual Statement of Beneficial Ownership of Securities, Form 5, has not been filed for the fiscal year ending April 30, 2003.

Jay Lutsky is the beneficial owner of more than 10% of the Company's outstanding common stock. As of the end of the fiscal year he had filed an Initial Statement of Beneficial Ownership of Securities on Form 3. An Annual Statement of Beneficial Ownership of Securities, Form 5, has not been filed for the fiscal year ending April 30, 2003.

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

Name and Address               Number of Shares Owned   Percent of Class
                               Beneficially             Owned
Michael R. Quinn (1)
2082 Cherry Street
Denver, Colorado  80207        841,000                  39.39%

Jay Lutsky
4807 S. Zang Way
Morrison, CO  80465            843,000                  39.48%

All directors and executive
officers (1  person)           841,000                  39.39%

(1)  The person listed is an officer, a director, or both, of the Company.

ITEM 12. 	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

       (a)  The Exhibits listed below are incorporated by reference.

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

31    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending April 30, 2003.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $1,500 for the fiscal year ended April 30, 2003 and $2,288 for the fiscal year ended April 30, 2002.

(2)      AUDIT-RELATED FEES

     There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements.

(3)      TAX FEES

     There were no fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)  ALL OTHER FEES

     There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.


PRE-APPROVAL POLICIES AND PROCEDURES

    Before the accountant is engaged by the issuer to render audit or non-Audit services, the engagement is approved by the company's the board of Directors acting as the audit committee.






SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS VI, INC.


By: /S/ MICHAEL R. QUINN
Michael R. Quinn  (Principal Executive Officer and Director)


Date: December 27, 2004