Form 10QSB
period 2004-01-31
SUNBURST ACQUISITIONS VI INC
filed 2005-01-05
CIK 1063492

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 2004.

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

       (a) The unaudited financial statements of registrant for the three months ended January 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VI, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended January 31, 2004
                               (Unaudited)

                             CONTENTS



     Balance Sheet                                       F-1
     Statements of Operations                            F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              January 31, 2004
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      34
                                                     ---------

     Total current assets                                   34

     TOTAL ASSETS                                    $      34
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                  $   2,172
                                                     ---------

     Total current liabilities                           2,172

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     No shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                           18,421
   Deficit accumulated
     during the
     development stage                                 (32,494)
                                                     ---------
                                                        (2,138)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $      34
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months  For the nine months
                     January 31,   ended January 31,      ended January 31,
                     2004          2004       2003       2004       2003
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank service charge         34          -          -          -          -
  Consulting fees          1,935          -          -          -          -
  General office           1,060          -          -          -          -
  Taxes / Licenses            25          -          -          -         25
  Legal fees               7,652          4          5        104        434
  Professional fees       11,799          -          9          -      1,838
  Rent                     3,450        150        150        450        450
  Transfer agent           6,239        655        584      1,218      1,010
                     -----------  ---------  ---------  ---------  ---------

      Total expense       32,494        809        748      1,772      3,757
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (32,494)      (809)      (748)    (1,772)    (3,757)

Accumulated deficit
  Balance, Beginning
  of period                    -    (31,685)   (29,564)   (30,722)   (26,555)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (32,494) $ (32,494) $ (30,312) $ (32,494) $ (32,494)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2

                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                              For the period
                              from inception
                              (April 30,      For the nine   For the nine
                              1998) to        months ended   months ended
                              January 31,     January 31,    January 31,
                              2004            2004           2003
                              --------------- -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                   $       (32,494) $      (1,772) $      (3,757)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization                         300              -              -
    Rent expense                       3,450            450            450
    Stock issued for
     consulting fees                   1,935              -              -
    Increase (decrease) in
     accounts payable                  2,172          1,322         (2,760)
                               -------------   ------------   ------------

  Net cash flows from
   operating activities              (24,637)             -         (6,067)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs        (300)             -              -
                              --------------  -------------  -------------

  Net cash flows from
   investing activities                 (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES


  Issuance of preferred
   stock                              10,000              -              -
  Capital contribution by
   shareholder                        14,971              -          6,028
                              --------------  -------------  -------------

  Net cash flows from
   financing activities               24,971              -          6,028
                              --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                            34              -            (39)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                      -             34             73
                              --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                $           34  $          34  $          34
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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $24,971 from its inside capitalization funds and subsequent capital contributions by the Company's officers to cover expenses. Consequently, the Company's balance sheet for the period ending January 31, 2004 reflects a current asset and a total asset value of $34, entirely in the form of cash, as compared to $34 in current and total assets as of January 31, 2003.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
January 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended January 31, 2004 and 2003, the Company showed net losses of $809 and $748, respectively. This increase in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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


            (b)   Reports on Form 8-K

                  There have been no reports on Form 8-K for the quarter ending January 31, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VI, INC.
(Registrant)

Date: December 16, 2004

/s/
Michael R. Quinn, President