Form 10QSB
period 2006-01-31
SUNBURST ACQUISITIONS VI INC
filed 2007-08-03
CIK 1063492

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended January 31, 2006.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At January 31, 2006 the following shares were outstanding: Common Stock, no par value, 2,135,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__



PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended January 31, 2006, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VI, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                              (Unaudited)

                            January 31, 2006





                             CONTENTS

     Balance Sheet                                       1
     Statements of Operations 	                         2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4



                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               January 31, 2006
                                 (Unaudited)


ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                         $      15
                                                     ---------

     Total current assets                                   15



     TOTAL ASSETS                                    $      15
                                                     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $   6,519
                                                     ---------

     Total current liabilities                           6,519

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                           19,721
   Deficit accumulated
     during the
     development stage                                 (38,160)
                                                     ---------
                                                        (6,504)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $      15
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1



                       Sunburst Acquisitions VI, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months   For the nine months
                     January        ended January 31,     ended January 31,
                     31, 2006        2006       2005       2006       2005
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank charges                34          -          -          -          -
  Consulting fees          1,935          -          -          -          -
  General office           1,073          -          -          -          -
  Taxes / Licenses            25          -          -          -          -
  Legal fees               7,972          -          -          -         53
  Professional fees       15,799          -      4,000          -      4,000
  Rent                     4,650        150        150        450        450
  Transfer agent           7,313          -          -          -        735
                     -----------  ---------  ---------  ---------  ---------

      Total expense       39,101        150      4,150        450      5,238
                     -----------  ---------  ---------  ---------  ---------
OTHER INCOME
  Gain on settlement
  of liability               941        941          -        941          -
                     -----------  ---------  ---------  ---------  ---------

NET INCOME(LOSS)         (38,160)       791     (4,150)       491     (5,238)

Accumulated deficit
  Balance, Beginning
  of period                    -    (38,951)   (34,073)   (38,651)   (32,985)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (38,160) $ (38,160) $ (38,223) $ (38,160) $ (38,223)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.02) $    (NIL)  $   (NIL) $   (NIL)  $    (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,083,676  2,135,000  2,135,000  2,135,000  2,135,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2



                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                   For the period
                                   from inception
                                   (April 30,      For the nine   For the nine
                                   1998) to        months ended   months ended
                                   January 31,     January 31,    January 31,
                                   2006            2006           2005
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Income (Loss)               $       (38,160) $         491  $      (5,238)
  Adjustments to reconcile
     net income (loss) to net
     cash flowsfrom operating
     activities:
    Amortization                              300              -              -
    Rent expense                            4,650            450            450
    Stock issued for
     consulting fees                        1,935              -              -
    Increase (decrease)in
     accounts payable                       6,519           (941)         4,788
                                   --------------   ------------   ------------

  Net cash flows used by
   operating activities                   (24,756)             -              -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                15,071              -              -
  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    25,071              -              -
                                   --------------  -------------  -------------

  NET INCREASE IN CASH AND
    CASH EQUIVALENTS                           15              -             -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             15             28
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           15  $          15  $          28
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3



                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2006
                                  (Unaudited)


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


                                 4



Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $25,071 from its inside capitalization funds.
The Company's balance sheet for the period ending January 31, 2006 reflects a current asset value and a total asset value of $15, in the form of cash, as compared to $28 in current and total assets as of January 31, 2005.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
January 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended Janaury 31, 2006 and 2005, the Company showed net income (loss) of $791 and $(4,150), respectively. The net income for the quarter ended January 31, 2006 is due to forgiveness of debt following a settlement of liability for a payable balance.

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


            (b)   Reports on Form 8-K

                  There have been no reports on Form 8-K for the quarter ending January 31, 2006.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VI, INC.
(Registrant)

Date: August 3, 2007

/s/
Michael R. Quinn, President