Form 10KSB
period 2006-04-30
SUNBURST ACQUISITIONS VI INC
filed 2007-08-03
CIK 1063492

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended April 30, 2006.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,135,000 as of April 30, 2006.

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

As of the end of its fiscal year April 30, 2006, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended April 30, 2006.

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

Liquidity and Capital Resources

As of April 30, 2006, the Company remains in the development stage. For the fiscal year ended April 30, 2006, the Company's balance sheet reflects current and total assets of $0, and current liabilities of $6,569.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from April 30, 1998 (inception) through April 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and
initial efforts to locate a suitable merger or acquisition candidate.   No
revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending April 30, 2007, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

April 30, 2006



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



            Report of Independent Registered Public Accounting Firm



Board of Directors
Sunburst Acquisition VI, Inc.


I have audited the accompanying balance sheet of Sunburst Acquisition VI, Inc. as of April 30, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two fiscal years then ended and for the period from inception April 30, 1998 to April 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition VI, Inc. as of April 30, 2006, and the results of its operations and their cash flows for each of the two fiscal years then ended and for the period from inception April 30, 1998 to April 30, 2006, in conformity with generally accepted accounting principles in the United States of America.


Larry O'Donnell, CPA, P.C.

July 5, 2007


                                              F-1






                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                April 30, 2006

   ASSETS

   CURRENT ASSETS
     Cash and Cash equivalents                                      $      -
                                                                      ------

      Total current assets                                                 -
                                                                      ------
      TOTAL ASSETS                                                   $     -
                                                                      ======

   LIABILITIES AND STOCKHOLDERS' DEFICIT
   CURRENT LIABILITIES
     Accounts payable                                                $ 6,569
                                                                      ------
     Total current liabilities                                         6,569

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value; 20,000,000 shares
     authorized; no shares issued and outstanding                          -
   Common stock, no par value; 100,000,000
     shares authorized; 2,135,000 shares issued and
     outstanding                                                      11,935
   Additional paid-in capital                                         19,871
   Deficit accumulated during the
     Development stage                                               (38,375)
                                                                      ------
                                                                      (6,569)
                                                                      ------
       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $     -
                                                                      ======

   The accompanying notes are an integral part of the financial statements.
                                     F-2




                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS

                                      For the period
                                      from inception   For the year   For the year
                                      (April 30, 1998)     ended          ended
                                        to April 30,       April 30,      April 30,
                                           2006            2006           2005
                                           ----            ----           ----

REVENUES                              $            -    $         -   $         -

EXPENSES
   Amortization                                  300              -             -
   Bank charges                                   49             15             -
   Consulting fees                             1,935              -             -
   General office                              1,073              -            13
   Taxes / Licenses                               25              -             -
   Legal fees                                  8,022             50           318
   Professional fees                          15,799              -         4,000
   Rent                                        4,800            600           600
   Transfer agent                              7,313              -           735
                                             -------        -------       -------
     Total expenses                           39,316            665         5,666
                                             -------        -------       -------
OTHER INCOME
   Gain on settlement of liability               941            941             -
                                             -------        -------       -------
NET INCOME(LOSS)                             (38,375)           276        (5,666)

Accumulated deficit
   Balance, beginning of period                    -        (38,651)      (32,985)
                                             -------        -------       -------
   Balance, end of period                  $ (38,375)     $ (38,375)    $ (38,651)
                                             =======        =======       =======

NET LOSS PER SHARE                         $   (0.02)     $    (NIL)    $    (NIL)
                                             =======        =======       =======
WEIGHTED AVERAGE NUMBER OF
        SHARES OF COMMON STOCK
        AND COMMON STOCK
        EQUIVALENTS OUTSTANDING            2,085,240      2,135,000     2,135,000
                                           =========      =========     =========

The accompanying notes are an integral part of the financial statements.
F-3



                                   Sunburst Acquisitions VI, Inc.
                                   (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' DEFICIT
          For the period from inception (April 30, 1998) to April 30, 2006

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

                                                             F-4





                                   Sunburst Acquisitions VI, Inc.
                                   (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' DEFICIT
          For the period from inception (April 30, 1998) to April 30, 2006

                                                                                            Deficit
                                  Preferred stock       Common stock                        accumulated    Total
                                 ------------------    ------------------      Additional   during the     stock-
                               Number of              Number of                paid-in      developments   holders
                               shares        Amount   shares        Amount     capital      stage          equity
                              ----------   --------   ----------   --------   -----------   ------------   ------

Balance, April 30, 2001                -   $      -    2,135,000   $ 11,935       $  8,450    $ (21,446)  $ (1,061)

Shareholder contributions              -          -            -          -          2,293            -      2,293

Rent at no charge                      -          -            -          -            600            -        600

Net loss for the year ended
   June 30, 2002                       -          -            -          -              -       (5,109)    (5,109)
                                --------   --------    ---------    -------      ---------     --------    -------
Balance, April 30, 2002                -          -    2,135,000     11,935         11,343      (26,555)    (3,277)

Shareholder contributions              -          -            -          -          6,208            -      6,028

Rent at no charge                      -          -            -          -            600            -        600

Net loss for the year ended
   April 30, 2003                      -          -            -          -              -       (4,167)    (4,167)
                                --------   --------    ---------   --------      ---------     --------    -------

Balance, April 30, 2003                -          -    2,135,000     11,935         17,971      (30,722)      (816)

Shareholder contributions              -          -            -          -            100            -        100

Rent at no charge                      -          -            -          -            600            -        600

Net loss for the year ended
   April 30, 2004                      -          -            -          -              -       (2,263)    (2,263)
                                --------    -------    ---------     ------       --------     --------     ------

Balance, April 30, 2004                           -    2,135,000     11,935         18,671      (32,985)    (2,379)

Rent at no charge                      -          -            -          -            600            -        600

Net loss for the year ended
   April 30, 2005                      -          -            -          -              -       (5,666)    (5,666)
                                --------    -------    ---------     ------       --------     --------     ------

Balance, April 30, 2005                           -    2,135,000     11,935         19,271      (38,651)    (7,445)

Rent at no charge                      -          -            -          -            600            -        600

Net income for the year ended
   April 30, 2006                      -          -            -          -              -          276        276
                                --------    -------    ---------     ------       --------     --------     ------

Balance, April 30, 2006                     $     -    2,135,000   $ 11,935       $ 19,871     $(38,375)   $(6,569)
                                ========    =======    =========   ========       ========     ========    =======


The accompanying notes are an integral part of  the financial statements.
F-5








                         Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                For the period
                                from inception    For the year   For the year
                                (April 30, 1998)    ended          ended
                                 to April 30,       April 30,      April 30,
                                   2006             2006           2005
                                ---------------   -----------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net Income (loss)           $   (38,375)       $     276      $  (5,666)
   Adjustments to reconcile
     net income(loss) to net
     cash flows from operating
     activities:
        Amortization                   300                -              -
        Rent expense                 4,800              600            600
        Stock issued for
          consulting fees            1,935                -              -
        Increase (decrease) in
          accounts payable           6,569             (891)         5,053
                                ----------         --------       --------
      Net cash flows from
        operating activities       (24,771)             (15)           (13)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                             (300)               -              -
                                 ---------        ---------       --------
    Net cash flows from
      investing activities            (300)               -              -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Shareholder contributions         15,071                -              -
  Issuance of preferred stock       10,000                -              -
                                 ---------        ---------       --------
    Net cash flows from
      financing activities          25,071                -              -

NET DECREASE IN
  CASH AND CASH EQUIVALENTS              -              (15)           (13)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -               15             28
                                 ---------        ---------       --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                 $        -      $         -     $       15
                                 =========        =========       ========

The accompanying notes are an integral part of the financial statements.
F-6


                      Sunburst Acquisitions VI, Inc.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                April 30, 2006

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

F-7

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended April 30, 2006, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.    Stockholders' Equity
As of April 30, 2006, 2,135,000 shares of the Company's no par value common stock were issued and outstanding. Of these, 1,935,000 had been issued for consulting services provided. The services were converted to shares at $0.001 per share. The remaining 200,000 shares were from the conversion of 100,000 shares of Series A preferred stock. Prior to April 26, 2000, 100,000 shares of the Company's no par value Series A preferred stock had been issued a $0.10 per share.

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

4.	Income Taxes
The Company has Federal net operating loss carryforwards of approximately $38,000 expiring during the years 2018 through 2026. The tax benefit of these net operating losses is approximately $7,200 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the year ended April 30, 2006, the valuation allowance decreased by approximately $100.

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


PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name                      Age              Positions Held and Tenure
Michael R. Quinn          83        President and a Director since April, 1998

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

  Compliance With Section 16(a) of the Exchange Act.

Michael R. Quinn is a director, officer and beneficial owner of more than 10% of the Company's outstanding common stock. As of the end of the fiscal year he had filed an Initial Statement of Beneficial Ownership of Securities on Form 3. An Annual Statement of Beneficial Ownership of Securities, Form 5, has not been filed for the fiscal years ending April 30, 2005 and 2006.

Jay Lutsky is the beneficial owner of more than 10% of the Company's outstanding common stock. As of the end of the fiscal year he had filed an Initial Statement of Beneficial Ownership of Securities on Form 3.
An Annual Statement of Beneficial Ownership of Securities, Form 5, has not been filed for the fiscal years ending April 30, 2005 and 2006.

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

31    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

32 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending April 30, 2006.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $1,000 for the fiscal year ended April 30, 2006 and $1,000 for the fiscal year ended April 30, 2005.

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