Form 10QSB
period 2006-10-31
SUNBURST ACQUISITIONS VI INC
filed 2007-08-03
CIK 1063492

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended October 31, 2006.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At October 31, 2006 the following shares were outstanding: Common Stock, no par value, 2,135,000 shares.

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

                            October 31, 2006





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



                         Sunburst Acquisitions VI, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              October 31, 2005
                                 (Unaudited)


ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                         $       -
                                                     ---------

     Total current assets                                    -



     TOTAL ASSETS                                    $       -
                                                     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                  $   6,569
                                                     ---------

     Total current liabilities                           6,569

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                        11,935
   Additional paid-in capital                           20,171
   Deficit accumulated
     during the
     development stage                                 (38,675)
                                                     ---------
                                                        (6,569)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $       -
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1



                       Sunburst Acquisitions VI, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                               (Unaudited)

                     For the
                     period from
                     inception
                     (April 30,
                     1998) to     For the three months    For the six months
                     October        ended October 31,     ended October 31,
                     31, 2006        2006       2005       2006       2005
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank charges                49          -          -          -          -
  Consulting fees          1,935          -          -          -          -
  General office           1,073          -          -          -          -
  Taxes / Licenses            25          -          -          -          -
  Legal fees               8,022          -          -          -          -
  Professional fees       15,799          -          -          -          -
  Rent                     5,100        150        150        300        300
  Transfer agent           7,313          -          -          -          -
                     -----------  ---------  ---------  ---------  ---------

      Total expenses      39,616        150        150        300        300
                     -----------  ---------  ---------  ---------  ---------

OTHER INCOME
  Gain on settlement
  of payable liability       941          -          -          -          -


NET LOSS                 (38,675)      (150)      (150)      (300)      (300)

Accumulated deficit
  Balance, Beginning
  of period                    -    (38,525)   (38,801)   (38,375)   (38,651)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (38,675) $ (38,675) $ (38,951) $ (38,675) $ (38,951)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.02) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,088,187  2,135,000  2,135,000  2,135,000  2,135,000
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-2



                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                   For the period
                                   from inception
                                   (April 30,       For the six    For the six
                                   1998) to        months ended   months ended
                                   October 31,     October 31,    October 31,
                                   2006            2006           2005
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (38,675) $        (300) $        (300)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -              -
    Rent expense                            5,100            300            300
    Stock issued for
     consulting fees                        1,935              -              -
    Increase in accounts payable            6,569              -              -
                                   --------------   ------------   ------------

  Net cash flows used by
   operating activities                   (24,771)             -              -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                15,071              -              -
  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    25,071              -              -
                                   --------------  -------------  -------------

  NET INCREASE IN CASH AND
    CASH EQUIVALENTS                            -              -              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -              -             15
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $            -  $           -  $          15
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3



                          Sunburst Acquisitions VI, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 2006
                                  (Unaudited)


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


                                 4



Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $25,071 from its inside capitalization funds.
The Company's balance sheet for the period ending October 31, 2006 reflects a current asset value and a total asset value of $0, as compared to $15 in current and total assets as of October 31, 2005, in the form of cash.

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

Results of Operations

        During the period from April 30, 1998 (inception) through
October 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended October 31, 2006 and 2005, the Company showed net losses of $150 and $150, respectively.

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


            (b)   Reports on Form 8-K

                  There have been no reports on Form 8-K for the quarter ending October 31, 2006.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VI, INC.
(Registrant)

Date: August 3, 2007

/s/
Michael R. Quinn, President